Form 10QSB
period 1995-09-30
ENEX INCOME & RETIREMENT FUND SERIES 1 LP
filed 1995-11-13
CIK 820750

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from...............to...............

                         Commission file number 0-16549

                ENEX INCOME AND RETIREMENT FUND - SERIES 1, L.P.
        (Exact name of small business issuer as specified in its charter)

                              New Jersey 76-0222813
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                         Suite 200, Three Kingwood Place
                              Kingwood, Texas 77339
                    (Address of principal executive offices)

                           Issuer's telephone number:
                                 (713) 358-8401


          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes x No

                             PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX INCOME AND RETIREMENT FUND - SERIES 1, L.P.
BALANCE SHEET
----------------------------------------------------------------------

                                                        September 30,
ASSETS                                                      1995
                                                        -------------
                                                         (Unaudited)
CURRENT ASSETS:
  Cash ..........................................      $      789
  Accounts receivable - oil & gas sales .........          16,059
  Receivable from affiliated limited partnership              340
  Other current assets ..........................          42,338
                                                       ----------

Total current assets ............................          59,526
                                                       ----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests ............................       1,148,114
  Less depletion ................................         742,829
                                                       ----------

Property, net ...................................         405,285
                                                       ----------


TOTAL ...........................................      $  464,811
                                                       ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable .............................      $       13
   Payable to general partner ...................          21,280
                                                       ----------

Total current liabilities .......................          21,293
                                                       ----------

NONCURRENT PAYABLE TO GENERAL PARTNER ...........         170,243
                                                       ----------

PARTNERS' CAPITAL:
   Limited partners .............................         264,401
   General partner ..............................           8,874
                                                       ----------

Total partners' capital .........................         273,275
                                                       ----------

TOTAL ...........................................      $  464,811
                                                       ==========


See accompanying notes to financial statements.
----------------------------------------------------------------------


ENEX INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------


(UNAUDITED)                          QUARTER ENDED              NINE MONTHS ENDED
                              ---------------------------  ---------------------------

                              September 30, September 30,  September 30, September 30,
                                  1995          1994           1995          1994
                              ------------- -------------  ------------- -------------

REVENUES:
  Oil and gas sales .........      $15,422       $21,172      $58,276      $77,217
                                   --------      --------     --------     --------

EXPENSES:
  Depletion .................        9,932        10,717       27,525       36,493
  Production taxes ..........          894           880        1,799        2,787
  General and administrative         6,284         7,217       20,908       28,055
                                   --------      --------     --------     --------

Total expenses ..............       17,110        18,814       50,232       67,335
                                   --------      --------     --------     --------

INCOME (LOSS) FROM OPERATIONS       (1,688)        2,358        8,044        9,882
                                   --------      --------     --------     --------

OTHER INCOME:
Interest income .............           15          --             15         --
Gain on sale of property ....       37,624          --         37,624         --
                                   --------      --------     --------     --------

Total other income ..........       37,639          --         37,639         --
                                   --------      --------     --------     --------

NET INCOME ..................      $35,951       $ 2,358      $45,683      $ 9,882
                                   ========      ========     ========     ========




See accompanying notes to financial statements.
--------------------------------------------------------------------------------------


ENEX INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

(UNAUDITED)
                                                         NINE MONTHS ENDED
                                                  -----------------------------

                                                  September 30,   September 30,
                                                      1995            1994
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .....................................      $ 45,683       $  9,882
                                                      ---------      ---------
Adjustments to reconcile net income to net
  cash provided by operating activities:
  (Gain) on sale of property ...................       (37,624)         --
  Depletion ....................................        27,525        36,493
(Increase) in:
  Accounts receivable - oil & gas sales ........        (3,579)       (1,193)
  Other current assets .........................       (42,338)         --
Increase (decrease) in:
   Accounts payable ............................        (3,012)         (938)
   Payable to general partner ..................       (30,042)       11,853
                                                       --------      --------

Total adjustments ..............................       (89,070)       46,215
                                                       --------      --------

Net cash provided (used) by operating activities       (43,387)       56,097
                                                       --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of property ...............        42,338          --
                                                       --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions ..........................       (10,133)      (55,436)
                                                       --------      --------

NET INCREASE (DECREASE) IN CASH ................       (11,182)          661

CASH AT BEGINNING OF YEAR ......................        11,971        10,857
                                                       --------      --------

CASH AT END OF PERIOD ..........................      $    789       $ 11,518
                                                      =========      ========



See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 1, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.        The  interim  financial  information  included  herein  is  unaudited;
          however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. In the third quarter of 1995, the Company sold a portion of its interest in the Larto Lake acquisition for $20,000. A gain of $15,286 was recognized on the sale. Also, in the third quarter, the Company sold a portion of its interest in the Corinne acquisition for $22,338. A gain of $22,338 was recognized on the sale.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Third Quarter 1995 Compared to Third Quarter 1994

Oil and gas sales for the third quarter decreased from $21,172 in 1994 to $15,422 in 1995. This represents a decrease of $5,750 (27%). Oil sales decreased by $2,745 (33%). A 57% decrease in oil production reduced sales by $4,807. This decrease was partially offset by a 58% increase in the average net oil sales price. Gas sales decreased by $3,005 (23%). A 26% decrease in the average net gas sales price reduced sales by $3,408. This decrease was partially offset by a 3% increase in gas production. The decrease in oil production was primarily the result of natural production declines, which were especially pronounced on the Larto Lake acquisition. The increase in gas production was primarily the result of the shut-in of production from the Corinne acquisition in 1994 due for overproduction and higher production from the East Cameron acquisition due to a recompletion in the fourth quarter of 1994. The increase in the average net oil sales price was primarily the result of lower operating costs, due to a workover performed in 1994 on the Larto Lake acquisition, in which the Company has a net profits interest. The decrease in the average net gas sales price was primarily due to higher operating costs incurred due to a pump replacement on the Shana acquisition, in which the Company has a net profits interest.

Depletion expense decreased from $10,717 in the third quarter of 1994 to $9,932 in the third quarter of 1994. This represents a decrease of $785 (7%). The changes in production, noted above, reduced depletion expense by $2,989. This decrease was partially offset by a 29% increase in the depletion rate. The rate increase is primarily the result of a downward revision of the oil reserves at December 31, 1994, partially offset by an upward revision of the gas reserves at December 31, 1994.

In the third quarter of 1995, the Company sold a portion of its interest in the Larto Lake acquisition for $20,000. A gain of $15,286 was recognized on the sale. Also, in the third quarter, the Company sold a portion of its interest in the Corinne acquisition for $22,338. A gain of $22,338 was recognized on the sale.

General and administrative expenses decreased from $7,217 in 1994 to $6,284 in 1995. This decrease of $933 (13%) is primarily due to less staff time being required to manage the Company's operations.

First Nine Months in 1995 Compared to First Nine Months in 1994

Oil and gas sales for the first nine months decreased from $77,217 in 1994 to $58,276 in 1995. This represents a decrease of $18,941 (25%). Oil sales decreased by $438 (1%). A 38% decrease in oil production reduced sales by $11,596. This decrease was partially offset by a 58% increase in the average net oil sales price. Gas sales decreased by $18,503 (40%). A 34% decrease in gas production reduced sales by $15,781. A 9% decrease in the average net gas sales price reduced sales by an additional $2,722. The decrease in oil production was primarily a result of the partial shut-in of production from the Larto Lake acquisition to perform a workover which was successfully completed in the first quarter of 1995, coupled with natural production declines. The decrease in gas production was primarily the result of the shut-in of production for two weeks in February 1995 from the Deal acquisition and due to natural production declines which were especially pronounced on the Pecan Island acquisition. The increase in average net oil sales prices was a result of lower operating costs incurred on the Company's net profits royalty properties, especially the Larto Lake acquisition which incurred workover costs in 1994, coupled with higher prices in the overall market for the sale of oil. The decrease in average gas net sales price was a result of lower prices in the overall market for the sale of gas coupled with higher costs incurred on the Shana acquisition due to a pump replacement.

Depletion expense decreased from $36,493 in the first nine months of 1994 to $27,525 in the first nine months of 1995. This represents a decrease of $8,968 (25%). The changes in production, noted above, reduced depletion expense by $13,051. This decrease was partially offset by a 17% increase in the depletion rate. This rate increase is primarily the result of a downward revision of the oil reserves at December 31, 1994, partially offset by an upward revision of the gas reserves at December 31, 1994.

In the third quarter of 1995, the Company sold a portion of its interest in the Larto Lake acquisition for $20,000. A gain of $15,286 was recognized on the sale. Also, in the third quarter, the Company sold a portion of its interest in the Corinne acquisition for $22,338. A gain of $22,338 was recognized on the sale.

General and administrative expenses decreased from $28,055 in 1994 to $20,908 in 1995. This decrease of $7,147 (25%) is primarily due to less staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1994 to 1995 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

     The Company discontinued the payment of distributions in January 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Future periodic distributions will be made once sufficient net revenues are accumulated.

                           PART II. OTHER INFORMATION

          Item 1.     Legal Proceedings.

                      None

          Item 2.     Changes in Securities.

                      None

          Item 3.     Defaults Upon Senior Securities.

                      Not Applicable

          Item 4.     Submission of Matters to a Vote of Security Holders.

                      Not Applicable

          Item 5.     Other Information.

                      Not Applicable

          Item 6.     Exhibits and Reports on Form 8-K.

                      (a)  There are no exhibits to this report.

                      (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES


           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     ENEX INCOME AND RETIREMENT
                                                        FUND - SERIES 1, L.P.
                                                        ---------------------
                                                           (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                           General Partner



                                                   By: /s/ R. E. Densford
                                                      -------------------
                                                           R. E. Densford
                                                   Vice President, Secretary
                                                 Treasurer and Chief Financial
                                                           Officer




November 11, 1995                                  By: /s/ James A. Klein
                                                       -------------------
                                                           James A. Klein
                                                        Controller and Chief
                                                         Accounting Officer