Form 10QSB
period 1996-03-31
ENEX INCOME & RETIREMENT FUND SERIES 1 LP
filed 1996-05-14
CIK 820750

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...............

                        Commission file number 0-16549

               ENEX INCOME AND RETIREMENT FUND - SERIES 1, L.P.
       (Exact name of small business issuer as specified in its charter)

                   New Jersey                          76-0222813
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                        Suite 200, Three Kingwood Place
                            Kingwood, Texas  77339
                   (Address of principal executive offices)

                   Issuer's telephone number  (713) 358-8401


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
BALANCE SHEET
- ----------------------------------------------------------------------------

                                                                MARCH 31,
ASSETS                                                             1995
                                                            ----------------
                                                                 (Unaudited)
CURRENT ASSETS:
  Cash                                                      $            661
  Receivable from affiliated limited partnership                         136
  Accounts receivable - oil & gas sales                               18,246
                                                            -----------------

Total current assets                                                  19,043
                                                            -----------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                               1,148,114
  Less depletion                                                     814,537
                                                            -----------------

Property, net                                                        333,577
                                                            -----------------


TOTAL                                                       $        352,620
                                                            =================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                         $            429
   Payable to general partner                                         19,694
                                                            -----------------

Total current liabilities                                             20,123
                                                            -----------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                118,169
                                                            -----------------

PARTNERS' CAPITAL:
   Limited partners                                                  204,180
   General partner                                                    10,148
                                                            -----------------

Total partners' capital                                              214,328
                                                            -----------------

TOTAL                                                       $        352,620
                                                            =================






See accompanying notes to financial statements.
- -----------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF OPERATIONS
- -----------------------------------------------------------------------------


(UNAUDITED)                                     THREE MONTHS ENDED
                                        -------------------------------------

                                             MARCH 31,              MARCH 31,
                                                1996                  1995
                                        ----------------    -------------------

REVENUES:
  Oil and gas sales                     $        16,054     $           21,744
                                        ----------------    -------------------

EXPENSES:
  Depletion                                       9,093                  8,525
  Impairment of property                         50,639                      -
  Production taxes                                  670                    599
  General and administrative                      7,526                  9,022
                                        ----------------    -------------------

Total expenses                                   67,928                 18,146
                                        ----------------    -------------------

NET INCOME (LOSS)                       $       (51,874)     $           3,598
                                        ================    ===================




























See accompanying notes to financial statements.
- -------------------------------------------------------------------------------
                                       I-2

ENEX INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                       THREE MONTHS ENDED

                                                        MARCH 31,     MARCH 31,
                                                         1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $   (51,874)  $   3,598

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depletion                                                9,093       8,525
  Impairment of property                                  50,639           -
(Increase) in:
  Accounts receivable - oil & gas sales                   (3,757)     (6,445)
Increase (decrease) in:
   Accounts payable                                       (3,342)     (3,025)
   Payable to general partner                               (731)      1,691

Total adjustments                                         51,902         746

Net cash provided by operating activities                     28       4,344



CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                         -      (10,133)

NET INCREASE (DECREASE) IN CASH                              28       (5,789)

CASH AT BEGINNING OF YEAR                                   633       11,971

CASH AT END OF PERIOD                               $       661    $   6,182
















See accompanying notes to financial statements.

ENEX INCOME AND RETIREMENT FUND - SERIES 1, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $50,639 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

Item 2Management's Discussion and Analysis or Plan of Operation.

First Quarter 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter decreased from $21,744 in 1995 to $16,054 in 1996. This represents a decrease of $5,690 (26%). Oil sales decreased by $7,021 or 60%. A 44% decrease in average net oil prices reduced sales by $3,562. A 30% decrease in oil production reduced sales by an additional $3,459. Gas sales increased by $1,331 or 13%. A 50% increase in gas production increased sales by $5,109. This increase was partially offset by a 25% decrease in average net gas prices. The decrease in oil production was primarily a result of the sale of the Garcia wells in the Shana acquisition, effective July 1995. The increase in gas production was primarily the result of the shut-in of production for two weeks in February 1995 from the Deal acquisition due to an explosion in the field. The decreases in average net oil and gas prices were a result of higher operating costs incurred on the Company's net profits royalty properties, especially the Larto acquisition which incurred higher operating costs in the first quarter of 1996, partially offset by higher prices in the overall market for the sale of oil and gas.

Depletion expense increased from $8,525 in the first quarter of 1995 to $9,093 in the first quarter of 1996. This represents an increase of $568 (7%). The changes in production, noted above, caused depletion expense to increase by $699. This increase was partially offset by a 1% decrease in the depletion rate. The rate decrease was primarily due to the lower property basis resulting from the recognition of a $50,639 property impairment.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $50,639 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

General and administrative expenses decreased from $9,022 in the first quarter of 1995 to $7,526 in the first quarter of 1996. This decrease of $1,496 (17%) is primarily due to less staff time being required to manage the Company's operations, partially offset by a $1,336 increase in direct expenses incurred by the Company in 1996.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after payment of its debt obligations.

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

                  (b) The  Company  filed  no  reports  on Form  8-K
                      during the quarter ended March 31, 1996.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                   ENEX INCOME AND RETIREMENT
                                                     FUND - SERIES 1, L.P.
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1996                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer