Form 10QSB
period 1996-06-30
ENEX INCOME & RETIREMENT FUND SERIES 1 LP
filed 1996-08-14
CIK 820750

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                               Yes x      No

Transitional Small Business Disclosure Format (Check one):

                               Yes        No x

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX INCOME AND RETIREMENT FUND - SERIES 1, L.P.
BALANCE SHEET
- ----------------------------------------------------------------------------

                                                              JUNE 30,
ASSETS                                                          1996
                                                       ---------------------
                                                            (Unaudited)
CURRENT ASSETS:
  Cash                                                 $              2,605
  Receivable from affiliated limited partnership                         80
  Accounts receivable - oil & gas sales                              19,360
                                                       ---------------------

Total current assets                                                 22,045
                                                       ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                              1,148,114
  Less depletion                                                    822,385
                                                       ---------------------

Property, net                                                       325,729
                                                       ---------------------


TOTAL                                                  $            347,774
                                                       =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                    $                260
   Payable to general partner                                        19,592
                                                       ---------------------

Total current liabilities                                            19,852
                                                       ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                               117,557
                                                       ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                 199,829
   General partner                                                   10,536
                                                       ---------------------

Total partners' capital                                             210,365
                                                       ---------------------

TOTAL                                                  $            347,774
                                                       =====================




See accompanying notes to financial statements.
- ----------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF OPERATIONS
- -----------------------------------------------------------------------------


(UNAUDITED)                       QUARTER ENDED                           SIX MONTHS ENDED
                              -----------------------------------    --------------------------------------

                               JUNE 30,              JUNE 30,             JUNE 30,             JUNE 30,
                                 1996                  1995                 1996                 1995
                              --------------    -----------------    -----------------    -----------------

REVENUES:
  Oil and gas sales            $     10,816     $         21,110     $         26,870   $           42,854
                              --------------    -----------------    -----------------    -----------------

EXPENSES:
  Depletion                           7,848                9,068               16,941               17,593
  Impairment of property                  -                    -               50,639                    -
  Production taxes                      733                  306                1,403                  905
  General and administrative          6,198                5,602               13,724               14,624
                              --------------    -----------------    -----------------    -----------------

Total expenses                       14,779               14,976               82,707               33,122
                              --------------    -----------------    -----------------    -----------------

NET INCOME (LOSS)               $    (3,963)    $          6,134     $        (55,837)  $            9,732
                              ==============    =================    =================    =================



See accompanying notes to financial statements.
- ----------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF CASH FLOWS
- -----------------------------------------------------------------------------

(UNAUDITED)
                                                                     SIX MONTHS ENDED
                                                           --------------------------------------------

                                                                 JUNE 30,                JUNE 30,
                                                                   1996                    1995
                                                           -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $          (55,837)        $          9,732
                                                           -------------------      -------------------

Adjustments to  reconcile  net income  (loss) to net cash  provided by operating activities:
  Depletion                                                            16,941                   17,593
  Impairment of property                                               50,639                        -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                                (4,871)                  (7,846)
  Receivable from affiliated limited partnership                           56                        -
(Decrease) in:
   Accounts payable                                                    (3,511)                  (3,025)
   Payable to general partner                                          (1,445)                 (17,702)
                                                           -------------------      -------------------

Total adjustments                                                      57,809                  (10,980)
                                                           -------------------      -------------------

Net cash provided (used) by operating activities                        1,972                   (1,248)
                                                           -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                                       -                  (10,133)
                                                           -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                         1,972                  (11,381)

CASH AT BEGINNING OF YEAR                                                 633                   11,971
                                                           -------------------      -------------------

CASH AT END OF PERIOD                                      $            2,605          $           590
                                                           ===================      ===================

See accompanying notes to financial statements.
- -------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 1, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Second Quarter 1995 Compared to Second Quarter 1996

Oil and gas sales for the second quarter decreased to $10,816 in 1996 from $21,110 in 1995. This represents a decrease of $10,294 (49%). Oil sales decreased by $7,203 (55%). A 27% decrease in oil production reduced sales by $3,582. A 38% decrease in the average net oil sales price reduced sales by an additional $3,621. Gas sales decreased by $3,091 (38%). An 18% decrease in the average net gas sales price reduced sales by $1,096. A 25% decrease in gas production reduced sales by an additional $1,995. The decreases in production were primarily a result of the sale of the Garcia wells in the Shana acquisition, effective July 1995, coupled with natural production declines. The decreases in average net oil and gas prices were a result of higher operating costs incurred on the Company's net profits royalty properties, especially the Larto acquisition which incurred higher operating costs in the second quarter of 1996, partially offset by higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased to $7,848 in the second quarter of 1996 from $9,068 in the second quarter of 1995. This represents a decrease of $1,220 (13%). The decreases in production, noted above, reduced depletion expense by $2,396. This decrease was partially offset by an 18% increase in the depletion rate. This rate increase is primarily the result of a downward revision of the gas reserves during December 1995, partially offset by an upward revision of the oil reserves during December 1995 and the lower property basis resulting from the recognition of a $50,639 property impairment in the first quarter of 1996.

General and administrative expenses increased to $6,198 in 1996 from $5,602 in 1995. This increase of $596 (11%) is primarily due to more staff time being required to manage the Company's operations.

First Six Months in 1995 Compared to First Six Months in 1996

Oil and gas sales for the first six months decreased to $26,870 in 1996 from $42,854 in 1995. This represents a decrease of $15,984 (37%). Oil sales decreased by $14,224 (58%). A 28% decrease in oil production reduced sales by $7,003. A 41% decrease in the average net oil sales price reduced sales by an additional $7,221. Gas sales decreased by $1,760 (10%). A 20% decrease in the average net gas sales price reduced sales by $1,096. This decrease was partially offset by a 13% increase in gas production. The decrease in oil production was primarily a result of the sale of the Garcia wells in the Shana acquisition, effective July 1995, coupled with natural production declines. The increase in gas production was primarily the result of the shut-in of production for two weeks in February 1995 from the Deal acquisition due to an explosion in the field. The decreases in average net oil and gas prices were a result of higher operating costs incurred on the Company's net profits royalty properties, especially the Larto acquisition which incurred higher operating costs in 1996, partially offset by higher prices in the overall market for the sale of oil and gas.

Depletion expense decreased to $16,941 in the first six months of 1996 from $17,593 in the first six months of 1995. This represents a decrease of $652 (4%). The changes in production, noted above, reduced depletion expense by $1,939. This decrease was partially offset by an 8% increase in the depletion rate. This rate increase is primarily the result of a downward revision of the gas reserves during December 1995, partially offset by an upward revision of the oil reserves during December 1995 and the lower property basis resulting from the recognition of a $50,639 property impairment in the first quarter of 1996.

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

General and administrative expenses decreased to $13,724 in 1996 from $14,624 in 1995. This decrease of $900 (6%) is primarily due to less staff time being required to manage the Company's operations.


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

The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Future periodic distributions will be made once sufficient net revenues are accumulated.

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

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


                                            ENEX INCOME AND RETIREMENT
                                              FUND - SERIES 1, L.P.
                                                   (Registrant)



                                           By:ENEX RESOURCES CORPORATION
                                                  General Partner



                                           By: /s/ R. E. Densford
                                                   R. E. Densford
                                             Vice President, Secretary
                                           Treasurer and Chief Financial
                                                      Officer




August 13, 1996                            By: /s/ James A. Klein
                                              -------------------
                                                    James A. Klein
                                                Controller and Chief
                                                 Accounting Officer