Form 10QSB
period 1996-09-30
ENEX INCOME & RETIREMENT FUND SERIES 1 LP
filed 1996-11-14
CIK 820750

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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
BALANCE SHEET
-------------------------------------------------------------------------------

                                                              September 30,
ASSETS                                                             1996
                                                          ---------------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                    $              6,500
  Receivable from affiliated limited partnership                           136
  Accounts receivable - oil & gas sales                                 15,294
                                                          ---------------------

Total current assets                                                    21,930
                                                          ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                 1,148,114
  Less depletion                                                       829,570
                                                          ---------------------

Property, net                                                          318,544
                                                          ---------------------


TOTAL                                                     $            340,474
                                                          =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                       $                 13
   Payable to general partner                                           17,947
                                                          ---------------------

Total current liabilities                                               17,960
                                                          ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                  107,684
                                                          ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                    203,126
   General partner                                                      11,704
                                                          ---------------------

Total partners' capital                                                214,830
                                                          ---------------------

TOTAL                                                     $            340,474
                                                          =====================

Number of $500 Limited Partner units outstanding                         2,736

See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------


(UNAUDITED)                          QUARTER ENDED                         NINE MONTHS ENDED
                                ------------------------------------    ----------------------------------------

                                September 30,        September 30,        September 30,         September 30,
                                    1996                  1995                 1996                  1995
                                ---------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales               $     17,709     $         15,422     $         44,579     $           58,276
                                ---------------    -----------------    -----------------    -------------------

EXPENSES:
  Depletion                              7,185                9,932               24,126                 27,525
  Impairment of property                     -                    -               50,639                      -
  Production taxes                         823                  894                2,226                  1,799
  General and administrative             5,236                6,284               18,960                 20,908
                                ---------------    -----------------    -----------------    -------------------

Total expenses                          13,244               17,110               95,951                 50,232
                                ---------------    -----------------    -----------------    -------------------

INCOME (LOSS) FROM OPERATIONS            4,465               (1,688)             (51,372)                 8,044
                                ---------------    -----------------    -----------------    -------------------

OTHER INCOME:
Interest income                              0                   15                    0                     15
Gain on sale of property                     0               37,624                    0                 37,624
                                ---------------    -----------------    -----------------    -------------------

Total other income                           0               37,639                    0                 37,639
                                ---------------    -----------------    -----------------    -------------------

NET INCOME (LOSS)                $       4,465     $         35,951     $        (51,372)    $           45,683
                                ===============    =================    =================    ===================



See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 1, L.P.
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------

(UNAUDITED)
                                                                 NINE MONTHS ENDED
                                                     --------------------------------------------

                                                        September 30,            September 30,
                                                             1996                    1995
                                                     -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $          (51,372)         $        45,683
                                                     -------------------      -------------------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depletion                                                      24,126                   27,525
  (Gain) on sale of property                                          -                  (37,624)
  Impairment of property                                         50,639                        -
(Increase) in:
  Accounts receivable - oil & gas sales                            (805)                  (3,579)
                                                                                               -
  Other current assets                                                -                  (42,338)
(Decrease) in:
   Accounts payable                                              (3,758)                  (3,012)
   Payable to general partner                                   (12,963)                 (30,042)
                                                     -------------------      -------------------

Total adjustments                                                57,239                  (89,070)
                                                     -------------------      -------------------

Net cash provided (used) by operating activities                  5,867                  (43,387)
                                                     -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of property                                      -                   42,338
                                                     -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                                 -                  (10,133)
                                                     -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                   5,867                  (11,182)

CASH AT BEGINNING OF YEAR                                           633                   11,971
                                                     -------------------      -------------------

CASH AT END OF PERIOD                                $            6,500          $           789
                                                     ===================      ===================


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

2. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter increased to $17,709 in 1996 from $15,442 in 1995. This represents a decrease of $2,287 (15%). Oil sales increased by $656 (12%). A 29% increase in oil production increased sales by $1,629. This increase was partially offset by a 13% decrease in the average oil sales price. Gas sale increased by $1,631 or 17%. A 67% increase in the average gas sales price increased sales by $4,565. This increase was partially offset by a 29% decrease in gas production. The increase in oil production was primarily due to higher production from the Pecan Island acquisition which had additional wells drilled on it in 1996. The decrease in gas production was primarily a result of the sale of the Garcia wells in the Shana acquisition, effective July 1995, coupled with natural production declines. The decrease in average net oil prices were a result of higher operating costs incurred on the Company's net profits royalty properties, especially the Larto acquisition which incurred higher operating costs in the third quarter of 1996, partially offset by higher prices in the overall market for the sale of oil and gas. The increase in average net gas prices corresponding with higher prices in the overall market for the sale of gas.

Depletion expense decreased to $7,185 in the third quarter of 1996 from $9,932 in the third quarter of 1995. This represents a decrease of $2,747 (28%). An 18% decrease in the production rate reduced depleted expense by $1,543, while the production decreases, noted above, reduced depletion by an additional $1,204. This rate decrease is primarily the result of a downward revision of the gas reserves during December 1995, and the lower property basis resulting from the recognition of a $50,639 property impairment in the first quarter of 1996.

General and administrative expenses decreased to $5,236 in 1996 from $6,284 in 1995. This decrease of $1,048 (17%) is primarily due to less staff time being required to manage the Company's operations.

First Nine Months in 1995 Compared to First Nine Months in 1996

Oil and gas sales for the first nine months decreased to $44,579 in 1996 from $58,276 in 1995. This represents a decrease of $13,697 (24%). Oil sales decreased by $13,568 (45%). A 17% decrease in oil production reduced sales by $5,062. A 34% decrease in the average net oil sales price reduced sales by an additional $8,506. Gas sales decreased by $129. A 6% decrease in the gas production reduced sales by $1,767. This decrease was partially offset by a 6% increase in the average gas sales price received. The decreases in oil and gas production were primarily a result of the sale of the Garcia wells in the Shana acquisition, effective July 1995, coupled with natural production declines. The decrease in average net oil price was a result of higher operating costs incurred on the Company's net profits royalty properties, especially the Larto acquisition which incurred higher operating costs in 1996, partially offset by higher prices in the overall market for the sale of oil. The increase in average net gas price corresponds with higher prices in the overall market for the sale of gas.

Depletion expense decreased to $24,126 in the first nine months of 1996 from $27,525 in the first nine months of 1995. This represents a decrease of $3,399 (12%). A 1% decrease in the depletion rate reduced depletion expense by $268, while the decreases in production, noted above, reduced depletion expense by an additional $3,131. The decrease in the depletion rate is primarily the result of an upward revision of the oil reserves during December 1995 and the lower property basis resulting from the recognition of a $50,639 property impairment in the first quarter of 1996, partially offset by a downward revision of the gas reserves during December 1995.

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

General and administrative expenses decreased to $18,960 in 1996 from $20,908 in 1995. This decrease of $1,948 (9%) is primarily due to less staff time being required to manage the Company's operations.


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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996

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


                                         ENEX INCOME AND RETIREMENT
                                            FUND - SERIES 1, L.P.
                                                 (Registrant)



                                         By:ENEX RESOURCES CORPORATION
                                                General Partner



                                         By: /s/ R. E. Densford
                                                 R. E. Densford
                                           Vice President, Secretary
                                         Treasurer and Chief Financial
                                                    Officer




November 13, 1996                           By: /s/ James A. Klein
                                               -------------------
                                                  James A. Klein
                                              Controller and Chief
                                               Accounting Officer