Form 10KSB/A
period 1995-12-31
ENEX INCOME & RETIREMENT FUND SERIES 1 LP
filed 1997-01-08
CIK 820750

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A
                                  AMENDMENT III


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



Number of Equity Security Holders

                                             Number of Record Holders
               Title of Class                  (as of March 1, 1996)

              -----------------            ----------------------------------


          General Partner's Interests                    1

          Limited Partnership Interests                 190



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

            Oil and gas sales in 1995 were $74,029 as compared with $93,715 in 1994. This represents a decrease of $19,686 or 21%. Oil sales decreased by $908 or 2%. A 4% decrease in the average net sales price reduced sales by $1,396. This decrease was partially offset by a 1% increase in oil production. Gas sales decreased by $18,778 or 33%. A 29% decrease in gas production reduced sales by $18,023. A 2% decrease in the average net gas sales price reduced sales by an additional $755. The increase in oil production was primarily due to the shut-in of production from the Shana acquisition to complete a workover in the first half of 1994, partially offset by natural production declines. The decrease in average oil net sales prices is a result of higher operating costs on the Company's net profits royalty interest properties, especially the Shana acquisition, partially offset by higher prices in the overall market for the sale of oil. The decrease in gas production was primarily due to natural production declines. The lower average gas net price corresponds with lower prices in the overall market for the sale of gas.

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


            Effective July 1, 1995, the Company sold its interests in the Garcia 1, 2 & 5 wells in the Shana acquisition to Mueller Engineering Corp. for $20,000. A $15,286 gain was recognized on the sale. Effective September 1, 1995, the Company sold 85% of it's future assignments from the HNG drilling program to American Exploration Corporation and Louis Dreyfus Natural Gas Corporation for $22,338. A gain of $22,338 was recognized by the Company as such interests had no remaining book value. The impact of these sales on current and future revenues should not be material, as such interests represented approximately 3% of historical and future net revenues.


            General and administrative expenses decreased to $30,901 in 1995 from $39,686 in 1994. This decrease of $8,785 or 22% was primarily due to less staff time being required to manage the Company's operations in 1995 and due to a $2,111 decrease in direct expenses incurred by the Company in 1995. The decrease in direct expenses was primarily due to lower audit and tax preparation fees.

Capital Resources and Liquidity


            The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1994 to 1995 are primarily due to the changes in oil and gas sales described above, and the repayment of $82,971 of debt payable to the general partner in 1995 as compared to a net of $20,059 borrowed from the general partner in 1994. It is the general partner's intention to distribute substantially all of the Company's available net cash flow provided by operating, financing and investing activities to the Company's partners.


            The Company will continue to recover its reserves and distribute to the partners the net proceeds realized from the sale of oil and gas production after payment of debt obligations. The Company plans to repay the amount owed to the general partner over a seven year period. Distributions decreased from 1994 to 1995 due primarily to the decrease in the oil and gas sales and the repayment of debt, as noted above. The Company discontinued the payment of distributions in the second quarter of 1995. Future distributions are dependent upon among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1996. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating, financing and investing activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay distributions and pay its operating expenses, and meet its debt obligations in the next twelve months.

Item 7.  Financial Statements and Supplementary Data



INDEPENDENT AUDITORS' REPORT


The Partners
Enex Income and Retirement Fund -
  Series 1, L.P.:


We have audited the accompanying balance sheet of Enex Income and Retirement Fund - Series 1, L.P. (a New Jersey limited partnership) as of December 31, 1995 and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the general partner of Enex
Income and Retirement Fund Series 1, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

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


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1996

ENEX INCOME AND RETIREMENT FUND - SERIES 1, L.P.

BALANCE SHEET, DECEMBER 31, 1995
------------------------------------------------------------------------------

ASSETS
                                                                      1995
                                                                --------------
CURRENT ASSETS:
  Cash                                                          $         633
  Accounts receivable - oil & gas sales                                   136
  Other current assets                                                 14,489
                                                                --------------

Total current assets                                                   15,258
                                                                --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             1,148,114
  Less  accumulated depreciation and depletion                        754,805
                                                                --------------

Property, net                                                         393,309
                                                                --------------

TOTAL                                                           $     408,567
                                                                ==============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $       3,771
   Payable to general partner                                         138,594
                                                                --------------

Total current liabilities                                             142,365
                                                                --------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                   256,838
   General partner                                                      9,364
                                                                --------------

Total partners' capital                                               266,202
                                                                --------------

TOTAL                                                           $     408,567
                                                                ==============


Number of $500 Limited Partner units outstanding                        2,736



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 1, L.P.


NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
----------------------------------------------------------------------------

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

7.           SALE OF PROPERTY

             Effective July 1, 1995, the Company sold its interests in the Garcia 1, 2 & 5 wells in the Shana acquisition to Mueller Engineering Corp. for $20,000. A $15,286 gain was recognized on the sale. Effective September 1, 1995, the Company sold 85% of it's future assignments from the HNG drilling program to American Exploration Corporation and Louis Dreyfus Natural Gas Corporation for $22,338. A gain of $22,338 was recognized by the Company as such interests had no remaining book value.

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

                                              ENEX INCOME AND RETIREMENT FUND -
                                                     SERIES 1, L.P.

                                             By: ENEX RESOURCES CORPORATION
                                                 the General Partner




  December 23, 1996                          By: /s/ G. B. Eckley

                                                     --------------------

                                                     G. B. Eckley, President



                  In accordance with the Exchange Act, this report has been signed below on December 23, 1996, by the following persons in the capacities indicated.


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