Form 10QSB/A
period 1996-09-30
ENEX INCOME & RETIREMENT FUND SERIES 1 LP
filed 1997-01-08
CIK 820750

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
BALANCE SHEET
-------------------------------------------------------------------------------

                                                              September 30,
ASSETS                                                             1996
                                                          ---------------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                    $              6,500
  Receivable from affiliated limited partnership                           136
  Accounts receivable - oil & gas sales                                 15,294
                                                          ---------------------

Total current assets                                                    21,930
                                                          ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                 1,148,114
  Less depletion                                                       829,570
                                                          ---------------------

Property, net                                                          318,544
                                                          ---------------------


TOTAL                                                     $            340,474
                                                          =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                       $                 13
   Payable to general partner                                          125,631
                                                          ---------------------

Total current liabilities                                              125,644
                                                          ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                    203,126
   General partner                                                      11,704
                                                          ---------------------

Total partners' capital                                                214,830
                                                          ---------------------

TOTAL                                                     $            340,474
                                                          =====================

Number of $500 Limited Partner units outstanding                         2,736


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
                                ===============    =================    =================    ===================



See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX INCOME AND RETIREMENT FUND - SERIES 1, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------------------------------------------------
                                                                                                           PER $500
                                                                                                           LIMITED
                                                                                                           PARTNER
                                                              GENERAL                LIMITED              UNIT OUT-
                                        TOTAL                 PARTNER               PARTNERS               STANDING
                                -------------------   --------------------   --------------------   -------------------

BALANCE, JANUARY 1, 1994         $         312,869      $           4,967      $         307,902      $            113

CASH DISTRIBUTIONS                         (74,475)                (7,447)               (67,028)                  (25)

NET INCOME (LOSS)                             (669)                 5,049                 (5,718)                   (2)
                                -------------------   --------------------   --------------------   -------------------

BALANCE, DECEMBER 31, 1994                 237,725                  2,569                235,156                    86

CASH DISTRIBUTIONS                         (10,133)                (1,015)                (9,118)                   (3)

NET INCOME                                  38,610                  7,810                 30,800                    11
                                -------------------   --------------------   --------------------   -------------------

BALANCE, DECEMBER 31, 1995                 266,202                  9,364                256,838                    94

NET INCOME (LOSS)                          (51,372)                 2,340                (53,712)                  (20)
                                -------------------   --------------------   --------------------   -------------------

BALANCE, SEPTEMBER 30, 1996      $         214,830      $          11,704      $         203,126 (1)  $             74
                                ===================   ====================   ====================   ===================


(1)  Includes 349 units purchased by the general partner as a limited partner.





See accompanying notes to financial statements.
---------------------------------------------------------------------------
                                                                      I-3

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


3. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $50,639 for certain oil and gas properties due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.

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


The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $50,639 for certain oil and gas properties due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.


General and administrative expenses decreased to $18,960 in 1996 from $20,908 in 1995. This decrease of $1,948 (9%) is primarily due to less staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.

The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations. Based on the December 31, 1995 reserve report prepared by Gruy, there appears to be sufficient future net revenues to pay all obligations and expenses. The General Partner does not intend to accelerate the repayment of the debt beyond the Company's cash flow provided by operating, financing and investing activities. Future periodic distributions will be made once sufficient net revenues are accumulated.


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


                                         ENEX INCOME AND RETIREMENT
                                            FUND - SERIES 1, L.P.
                                                 (Registrant)



                                         By:ENEX RESOURCES CORPORATION
                                                General Partner



                                         By: /s/ R. E. Densford
                                                 R. E. Densford
                                           Vice President, Secretary
                                         Treasurer and Chief Financial
                                                    Officer





December 23, 1996                           By: /s/ James A. Klein
                                               -------------------
                                 James A. Klein
                                              Controller and Chief
                                               Accounting Officer